Form 10QSB
period 1996-04-30
SPORTS MEDIA INC
filed 1996-06-19
CIK 873105

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark one)

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

                                      OR

(X)     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996

                          Commission File No. 1-10802

                              SPORTS MEDIA, INC.
     ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 DELAWARE                                 95-4189256
      -------------------------------                 -------------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation of organization)                  identification No.)

      101 E. 52nd Street, New York, NY                        10022
  ----------------------------------------              -----------------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  212-308-6666

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                      YES  X     NO _____

The aggregate number of Registrant's outstanding shares on June 17, 1996 was 6,100,081 shares of Common Stock, par value $0.003 per share.

                              SPORTS MEDIA, INC.

                               TABLE OF CONTENTS

 PART I - FINANCIAL INFORMATION                                      PAGE

          Item 1  Financial Statements

                  Balance Sheets as of April 30, 1996
                  and July 31, 1995                                    3

                  Statement of Operations for the three months
                  ended April 30, 1996 and 1995                        5

                  Statement of Operations for the nine months
                  ended April 30, 1996 and 1995                        6

                  Statement of Cash Flow for the nine months
                  ended April 30, 1996 and 1995                        7

                  Supplemental Disclosure of Cash Flow
                  Information                                          8

                  Notes to Unaudited Financial Statements              9

          Item 2  Management's Discussion and Analysis of             11
                  Financial Condition and Results of Operations

PART II - OTHER INFORMATION

          Signatures                                                  13

                              SPORTS MEDIA, INC.
                                 BALANCE SHEET

                                    ASSETS

                                                      (Unaudited)      FYE
                                                        4/30/96      7/31/95
CURRENT ASSETS:                                       -----------    -------
   Cash and cash equivalents                              $15,145     $141,011
   Accounts Receivable (Net of Allowance of $247,906)   1,255,832       78,748
   Inventory                                            1,022,450      171,796
   Prepaids                                               103,275      197,262
                                                      -----------  -----------
    TOTAL CURRENT ASSETS                                2,396,702      588,817
                                                      -----------  -----------
PROPERTY AND EQUIPMENT AT COST,
   net of accumulated depreciation
   of $21,479 and $8,567, respectively                     81,824       94,736

INTANGIBLE ASSETS:
   Covenant not-to-compete, net of accumulated
   amortization of $777,250 and $627,250, respectively    350,000      500,000

INVESTMENTS                                               273,160      273,160

OTHER ASSETS:
   Capitalized film costs, net of accumulated
   amortization of $220,075 and $40,370, respectively     655,997      201,853
   Purchased contracts and customer lists, net of
   accumulated amortization of $650,000 and $500,000      350,000      500,000
   Capitalized team contracts,
   net of accumulated amortization of $808,607            534,980            0
   Royalty advances                                       137,537            0
   Deposits                                                 8,256        8,256

PREPAID ADVERTISING,
   (Net of reserve of $500,000)                           600,000    1,500,000
                                                      -----------  -----------
    TOTAL ASSETS                                       $5,388,456   $3,666,822
                                                      ===========  ===========

                              SPORTS MEDIA, INC.
                                 BALANCE SHEET

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                      (Unaudited)      FYE
                                                        4/30/96      7/31/95
CURRENT LIABILITIES:                                  -----------    -------
   Loans from Stockholder and related parties          $2,053,119   $1,095,224
   Accounts payable                                     1,578,716      527,518
   Accrued expenses                                       264,264      730,967
   Deferred revenue                                       265,433      212,880
   Publishing rights/Royalty payable                      551,362            0
   Other payables                                          40,000      287,570
   Current portion of long-term debt                       21,711      168,000
                                                      -----------  -----------
    TOTAL CURRENT LIABILITIES                           4,774,605    3,022,159

ACCOUNTS PAYABLE - OTHER                                  426,830      257,010
LONG TERM PUBLISHING RIGHTS                                65,500            0
LONG TERM DEBT                                            371,000      203,000
                                                      -----------  -----------
    TOTAL LIABILITIES                                   5,637,935    3,482,169
                                                      -----------  -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Convertible preferred stock, $.01 par value          1,969,850    4,119,850
   Common stock, $.003 par value                           18,310       15,801
   Additional paid-in-capital                          17,192,610   15,114,047
   Accumulated deficit                                (19,430,249) (19,065,045)
                                                      -----------  -----------
    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 (249,479)     184,653
                                                      -----------  -----------
      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)                   $5,388,456   $3,666,822
                                                      ===========  ===========

                              SPORTS MEDIA, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                    Nine Months Period Ended
                                                   --------------------------
                                                     4/30/96         4/30/95
                                                     -------         -------
REVENUES FROM OPERATIONS:
   Advertising revenue                             $2,173,578        $967,532
   Yearbook Sales                                     621,137       1,118,571
   Other revenue                                            0               0
                                                   ----------      ----------
      TOTAL REVENUES FROM OPERATIONS                2,794,715       2,086,103

COST OF SALES:
   Editorial, production, printing, distribution      502,658       1,944,594
                                                   ----------      ----------
      GROSS PROFIT                                  2,292,057         141,509

EXPENSES FROM OPERATIONS:
   Selling, general and administration              2,025,374       2,158,011
                                                   ----------      ----------
      OPERATING PROFIT/(LOSS)                         266,683      (2,016,502)

AMORTIZATION EXPENSE                               (1,288,222)       (341,603)

INTEREST EXPENSE                                      (96,957)       (115,273)

EARLY RETIREMENT OF DEBT                               23,267               0

OTHER INCOME                                          730,925               0
                                                   ----------      ----------
      PROFIT/(LOSS) BEFORE INCOME TAXES              (364,304)     (2,473,378)

INCOME TAXES                                              900               0
                                                   ----------      ----------
      NET PROFIT/(LOSS)                             ($365,204)    ($2,473,378)
                                                   ==========      ==========
      NET LOSS PER COMMON SHARE                        ($0.06)         ($0.49)
                                                   ==========      ==========
OUTSTANDING SHARES OF COMMON STOCK                  6,100,081       5,042,115
                                                   ==========      ==========

                              SPORTS MEDIA, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                   Three Months Period Ended
                                                   --------------------------
                                                     4/30/96         4/30/95
                                                     -------         -------
REVENUES FROM OPERATIONS:
   Advertising revenue                                $14,997         $11,638
   Yearbook Sales                                     202,075         487,377
   Other revenue                                            0               0
                                                   ----------      ----------
      TOTAL REVENUES FROM OPERATIONS                  217,072         499,015

COST OF SALES:
   Editorial, production, printing, distribution      173,834         414,727
                                                   ----------      ----------
      GROSS PROFIT                                     43,238          84,288

EXPENSES FROM OPERATIONS:
   Selling, general and administration                466,174         641,603
                                                   ----------      ----------
      OPERATING PROFIT/(LOSS)                        (422,936)       (557,315)

AMORTIZATION EXPENSE                                 (478,920)        (99,189)

INTEREST EXPENSE                                      (32,319)        (52,564)

EARLY RETIREMENT OF DEBT                                    0               0

OTHER INCOME                                                0               0
                                                   ----------      ----------
      PROFIT/(LOSS) BEFORE INCOME TAXES              (934,175)       (709,068)

INCOME TAXES                                                0               0
                                                   ----------      ----------
      NET PROFIT/(LOSS)                             ($934,175)      ($709,068)
                                                   ==========      ==========
      NET LOSS PER COMMON SHARE                        ($0.15)         ($0.14)
                                                   ==========      ==========
OUTSTANDING SHARES OF COMMON STOCK                  6,100,081       5,042,115
                                                   ==========      ==========

                              SPORTS MEDIA, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                    Nine Months Period Ended
                                                   --------------------------
                                                     4/30/96         4/30/95
                                                     -------         -------
CASH FLOWS USED BY OPERATING ACTIVITITES:
Net Profit/(Loss)                                   ($365,204)    ($2,473,378)
                                                   ----------      ----------
Adjustments to reconcile net profit/(loss) cash
used by operating expenses:
   Depreciation and Amortization                    1,316,924         358,949
   Changes in assets and liabilities:
    (Increase)/Decrease in accounts receivable     (1,177,084)       (437,125)
    (Increase)/Decrease in inventory                 (850,654)        (47,278)
    (Increase)/Decrease in prepaids                    93,987        (230,473)
    Increase/(Decrease) in accounts payable         1,051,198         416,085
    Increase/(Decrease) in accrued expenses          (466,703)       (242,573)
    Increase/(Decrease) in deferred revenue            52,553         428,388
    Increase/(Decrease) in publishing rights          616,862               0
    Increase/(Decrease) in other payable              (77,750)              0
                                                   ----------      ----------
      Subtotal                                        559,333         245,973
                                                   ----------      ----------
      Net cash used by operating activities           194,129      (2,227,405)
                                                   ----------      ----------
CASH FLOW USED BY INVESTING ACTIVITIES:
    (Increase)/Decrease in property and equipment           0        (125,010)
    (Increase)/Decrease in other assets            (2,114,973)         (4,660)
                                                   ----------      ----------
      Net cash used by investing activities        (2,114,973)       (129,670)
                                                   ----------      ----------
CASH FLOW FROM FINANCE ACTIVITIES:
    Increase/(Decrease) in notes payable               21,711          (7,000)
    Increase/(Decrease) in loans from stockholder
      and related parties                             957,895      (1,881,450)
    Adjustment/Issuance of Preferred Stock           (500,000)      2,059,500
    Issuance of Common Stock                        2,081,072       2,787,699
    Adjustment to Paid-in-Capital                    (765,700)              0
    Expenditures related to Warrant Offering                0               0
                                                   ----------      ----------
      Net cash provided from financing activities   1,794,978       2,958,749
                                                   ----------      ----------
Net increase/(decrease) in cash                      (125,866)        601,674
Cash at beginning of period                           141,011         220,805
                                                   ----------      ----------
Cash at end of period                                 $15,145        $822,479
                                                   ==========      ==========

                              SPORTS MEDIA, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                    Nine Months Period Ended
                                                   --------------------------
                                                     4/30/96         4/30/95
                                                     -------         -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE THREE MONTH PERIOD FOR:

        Income Taxes                                       $0              $0
                                                   ==========      ==========
        Interest                                      $96,957        $115,273
                                                   ==========      ==========

                              SPORTS MEDIA, INC.
                    Notes to Unaudited Financial Statements
                                April 30, 1996

1. Basis of Presentation

The unaudited financial statements have been prepared from the books and records of Sports Media, Inc. (the "Company) in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results may not be indicative of the results that may be expected for the year.

2. Inventory

Inventories are stated at the lower cost or market, costs being determined on the first-in, first-out method. Inventories consist of yearbooks in production as of April 30, 1996 and finished yearbooks for resale that are warehoused. Appropriate consideration is given to obsolescence and other factors in evaluating net realization value.

3. Property and Equipment

Property and equipment is stated at cost.  Expenditures for additions
and major improvements are capitalized.   Repairs and maintenance
costs are expensed as incurred. Depreciation on property and equipment is computed on the straight-line method over the estimated useful life of six years.

4. Covenants not-to-compete

Covenants not-to-compete are amortized using the straight-line method over their contract lives which range from eighteen months to five years.

5. Investments

The equity method of accounting is used when the Company has a 20% to 50% interest in other companies. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these companies. The cost method of accounting is used when the Company has an interest of less than 20%. Under the cost method, original investments are reported at cost and dividends received are recorded as income.

6. Purchased Contracts

Purchased contracts acquired are amortized using the straight-line method over the life of each individual contract.

7. Capitalized Film Costs

Costs to develop film are capitalized and amortized using the straight-line method over a three year period.

8. Capitalized Team Contracts

Rights Fee incurred for team contracts are capitalized and amortized using the straight-line method over the remaining years of the contracts.

9. Royalty Advances

Royalty advances paid or incurred to teams in lieu of Rights Fees are capitalized and expensed as books are sold based upon a predetermined royalty rate.

10. Prepaid Advertising

Pre-paid advertising time which represents television spots acquired by the Company to be offered to existing and prospective advertising and team clients, will be charged to expense as utilized or when appropriate, sold back to FOX-Channel 28 for cash when prevailing rates dictate the sale.

11. Deferred Revenue

Advance payment by advertising accounts on future seasons revenue will be recognized upon initial release of books for season advertising was acquired.

                              SPORTS MEDIA, INC.

               Management's Discussion and Analysis of Financial
                     Conditions and Results of Operations

                                April 30, 1996
                                  (Unaudited)

Results of Operations:

Revenues for the three month period ended April 30, 1996 were $217,072 as compared to $499,015 for the three month period ended April 30, 1995. The decrease of approximately $281,943 was due to a decrease in yearbook sales of $285,302 offset by an increase in advertising sales of $3,359. The decrease in yearbook sales reflects the change in method of distribution from last year. Last year yearbook sales was a function of increased print and circulation of copies released for distribution to newsstands of current NBA titles. This year's yearbooks' sales reflect straight sales direct to retailers of NBA products.

Editorial, production and distribution expenses were $173,834 for the three month period ended April 30, 1996 as compared to $414,727 for the three month period ended April 30, 1995. The decrease of $240,893 is directly attributable to the change in the method of distribution from last year whereby expenses were a function of the number of copies released for distribution to newsstands. In Fiscal 1996 yearbook sales and related production costs will continue to reflect direct orders received from retailers via purchase orders.

Selling, general and administrative expenses decreased to $466,174 for the three month period ended April 30, 1996 as compared to $641,603 for the three month period ended April 30, 1995. The decrease of $175,429 was primarily due to a decrease in salaries and benefits, promotional and other operating expenses.

Amortization expense increased to $478,920 for the three months ended April 30, 1996 from $99,189 for the three months ended April 30, 1995. The increase of $379,731 reflects the capitalization of team contracts which are amortized over the life of the contract and the capitalization of the cost of film to print the books which is amortized over a three-year period which reflects the estimated useful life of the film and is consistent with reference publishing.

Interest expense decreased to $32,319 as compared to $52,564 for the comparable three month period ending April 30, 1996 and 1995, respectively, reflecting reduced borrowings.

Due to the cyclical nature of sports publishing and the historical dependence the company has had with the NFL and NBA seasons and as is typical during the fiscal third and fourth quarters, the company is suffering from severe liquidity issues. As a result of these severe liquidity issues, various vendors have filed eight lawsuits which the company is defending that in the aggregate are seeking payment of approximately $500,000 of overdue accounts
payable.   While management believes that by accelerating NBA advertising receivables there would be significant cash flow to sustain operations until
the Fiscal 1997 NFL season breaks.   There can be no assurance that anticipated
internal cash flow will be sufficient to meet the company's short-term cash obligations.

                                  SIGNATURES

                Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                       SPORTS MEDIA, INC.

Date: June 18, 1996                    By: /s/ Michael Puccini
                                           Michael Puccini
                                           Chief Financial Officer